Form 10-Q
period 1996-03-31
AMERICAN MEDICAL RESPONSE INC
filed 1996-05-14
CIK 888675

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                   ---------
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



   FOR THE QUARTER ENDED MARCH 31, 1996      COMMISSION FILE NUMBER: 1-11196



                        AMERICAN MEDICAL RESPONSE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      04-3147881
- -------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               No.)



         2821 SOUTH PARKER ROAD, 10TH FLOOR, AURORA, COLORADO  80014
- --------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)



                                (303) 614-8500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X     YES         NO
                            -------       -----

         The number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1996 is: Common Stock, $0.01 par value, 20,566,331 shares.

                        AMERICAN MEDICAL RESPONSE, INC.

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets at March 31, 1996 (unaudited) and
             December 31, 1995..............................................   3

             Consolidated Statements of Earnings for the Three Months
             Ended March 31, 1996 and 1995 (unaudited)......................   4

             Consolidated Statement of Stockholders' Equity for the
             Three Months Ended March 31, 1996 (unaudited)..................   5

             Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1996 and 1995 (unaudited).........   6

             Notes to Interim Consolidated Financial Statements.............   7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................   9


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..............................................  13

Item 2.      Changes in Securities..........................................  13

Item 3.      Defaults Upon Senior Securities................................  13

Item 4.      Submission of Matters to a Vote of Security Holders............  13

Item 5.      Other Information..............................................  13

Item 6.      Exhibits and Reports on Form 8-K...............................  13

Signature ..................................................................  14

Exhibit Index ..............................................................  15


                        AMERICAN MEDICAL RESPONSE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             March 31,  December 31,
                               ASSETS                                          1996         1995
                                                                            ----------- ------------
                                                                            (unaudited)
Current assets:
 Cash and cash equivalents................................................  $   28,088  $    8,804
 Accounts receivable, net of  allowance for uncompensated care of
     $53,866 and $47,654..................................................     117,775      98,215
 Inventories..............................................................       4,083       3,927
 Prepaid expenses and other receivables...................................       9,476       7,678
 Deferred income taxes....................................................      31,540      30,646
                                                                               -------     -------
   Total current assets...................................................     190,962     149,270
                                                                               -------     -------
Property and equipment, net...............................................      66,115      64,669
                                                                               -------     -------
Non-current assets:
 Goodwill, net............................................................     274,280     258,877
 Covenants not to compete, net............................................         360         423
 Other....................................................................       7,067       3,142
                                                                               -------     -------
   Total non-current assets...............................................     281,707     262,442
                                                                               -------     -------
   TOTAL..................................................................  $  538,784  $  476,381
                                                                               =======     =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................................................  $   19,800  $   15,378
 Accrued compensation, benefits and taxes.................................      22,300      20,387
 Accrued expenses.........................................................      34,975      31,405
 Accrued restructuring charge.............................................      16,607      20,349
 Income taxes payable.....................................................      18,529      15,651
 Current maturities of debt...............................................      17,957      13,919
                                                                               -------     -------
   Total current liabilities..............................................     130,168     117,089
                                                                               -------     -------
Non-current liabilities:
 Long-term debt...........................................................      14,691     101,660
 Convertible subordinated notes...........................................     125,000        ----
 Deferred income taxes....................................................       7,393       7,905
 Other liabilities........................................................         164         163
                                                                               -------     -------
   Total non-current liabilities..........................................     147,248     109,728
                                                                               -------     -------
   Total liabilities......................................................     277,416     226,817
                                                                               -------     -------

Stockholders' equity:
 Preferred stock, $.01 par value, 500,000 shares authorized, none issued..        ----        ----
 Common stock, $.01 par value, 25,000,000 shares authorized, 20,037,221
   and 19,868,337 shares issued and outstanding...........................         200         199
 Additional paid-in capital...............................................     199,065     194,948
 Retained earnings........................................................      62,103      54,417
                                                                               -------     -------
   Total stockholders' equity.............................................     261,368     249,564
                                                                               -------     -------
Commitments and contingencies
   TOTAL..................................................................  $  538,784  $  476,381
                                                                               =======     =======

See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended
                                                      March 31,
                                               ----------------------
                                                   1996        1995
                                                   ----        ----
                                                     (unaudited)

Total revenue................................  $  157,809  $  109,179
                                                  -------     -------

Operating expenses:
 Salaries and benefits.......................      79,771      55,718
 Uncompensated care..........................      29,555      21,157
 Other.......................................      24,977      17,802
 Depreciation................................       5,182       3,516
 Amortization of intangibles.................       2,240         951
                                                  -------     -------
   Total operating expenses..................     141,725      99,144
                                                  -------     -------
Earnings from operations.....................      16,084      10,035
 Interest expense, net.......................       2,146       1,030
                                                  -------     -------
Earnings before income taxes.................      13,938       9,005
 Income taxes................................       6,252       4,515
                                                  -------     -------
   Net earnings..............................  $    7,686  $    4,490
                                                  =======     =======

PRO FORMA DATA
Historical net earnings......................  $    7,686  $    4,490
Salaries and benefits........................        ----         (96)
Income taxes.................................        ----        (417)
                                                  -------     -------
   Net earnings..............................  $    7,686  $    5,003
                                                  =======     =======

Net earnings per common share:
 Primary.....................................  $     0.39  $     0.32
                                                  =======     =======
 Fully diluted...............................  $     0.38  $     0.32
                                                  =======     =======
Weighted average common shares outstanding:
 Primary.....................................      19,948      15,557
                                                  =======     =======
 Fully diluted...............................      22,131      15,557
                                                  =======     =======

See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                  Common Stock      Additional                  Total
                                                ----------------      Paid-in     Retained  Stockholders'
                                                Shares    Amount      Capital     Earnings     Equity
                                                -------   ------     --------     --------  -------------
Balance at December 31, 1995 .................   19,868     $199     $194,948     $54,417      $249,564
  Stock options exercised, including related
    tax benefit ..............................      132        1        3,590        ----         3,591

  Stock issued for employee stock purchase
    plan .....................................       37      ---          527        ----           527
  Net earnings ...............................     ----      ---         ----       7,686         7,686
                                                 ------     ----     --------     -------      --------
Balance at March 31, 1996 ....................   20,037     $200     $199,065     $62,103      $261,368
                                                 ======     ====     ========     =======      ========

See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                                 1996         1995
                                                                             ---------      --------
                                                                                   (unaudited)
Cash flows from operating activities:
 Net earnings...............................................................  $  7,686      $  4,490
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation.............................................................     5,182         3,516
   Amortization of intangible assets........................................     2,240           951
   Deferred income taxes....................................................    (1,406)        3,500
 Changes in assets and liabilities, net of acquisitions:
   Accounts receivable......................................................   (18,040)       (6,142)
   Other current assets.....................................................      (135)          483
   Other assets.............................................................    (2,018)          (27)
   Accounts payable and accrued expenses....................................     6,325        (1,721)
   Accrued compensation, benefits and taxes.................................     1,698          (615)
   Accrued restructuring....................................................    (3,126)         ----
   Income taxes payable.....................................................     3,365           329
   Other liabilities........................................................         1           511
                                                                               -------       -------
    Net cash provided by operating activities...............................     1,772         5,275
                                                                               -------       -------
Cash flows from investing activities:
 Acquisitions, net of cash acquired.........................................   (10,053)       (8,001)
 Capital expenditures, net..................................................    (5,198)       (4,349)
                                                                               -------       -------
    Net cash (used for) investing activities................................   (15,251)      (12,350)
                                                                               -------       -------
Cash flows from financing activities:
 Proceeds from exercise of stock options....................................     3,103           264
 Proceeds from employee stock purchase plan.................................       528           657
 Net borrowings (repayments) under credit facility..........................   (87,065)       12,170
 Proceeds from convertible subordinated notes, net of offering costs........   121,375          ----
 Repayment of borrowings....................................................    (5,178)       (4,052)
                                                                               -------       -------
    Net cash provided by financing activities...............................    32,763         9,039
                                                                               -------       -------
Increase (decrease) in cash and cash equivalents............................    19,284         1,964
Cash and cash equivalents at beginning of period............................     8,804         6,543
                                                                               -------       -------
Cash and cash equivalents at end of period..................................  $ 28,088      $  8,507
                                                                               =======       =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest...............................................................  $  1,839      $    966
                                                                               =======       =======
     Income taxes...........................................................  $  4,411      $    748
                                                                               =======       =======
Acquisitions:
 Assets acquired............................................................  $ 21,326      $ 20,137
 Liabilities assumed and issued.............................................   (11,194)       (8,049)
 Common stock issued........................................................      ----        (3,863)
                                                                               -------       -------
 Cash paid..................................................................    10,132         8,225
 Less cash acquired.........................................................       (79)         (224)
                                                                               -------       -------
   Net cash paid for acquisitions...........................................  $ 10,053      $  8,001
                                                                               =======       =======

See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

  The interim consolidated financial statements include the accounts of American Medical Response, Inc. and its subsidiaries (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

  The interim consolidated financial statements are unaudited, but in the opinion of management include all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of its financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1995.

2.  ACQUISITIONS

  During the first three months of 1996, the Company acquired six ambulance service providers in transactions accounted for as purchases. The aggregate purchase price paid in connection with these acquisitions consisted of $10.0 million in cash and $7.7 million in promissory notes of which $3.0 million were subordinated.

  At March 31, 1996, possible outstanding future contingent payments aggregated approximately $8.4 million in cash and 88,000 shares of Common Stock.

SUBSEQUENT ACQUISITIONS

  Subsequent to March 31, 1996, the Company acquired three ambulance service providers in transactions to be accounted for as purchases and one ambulance service provider in a transaction to be accounted for as a pooling-of-interests. The aggregate purchase price paid in connection with these acquisitions consisted of $7.8 million in cash, $5.0 million in subordinated promissory notes, and 424,424 shares of Common Stock.

3.  DEBT

  On February 9, 1996, the Company amended its line of credit to increase borrowing availability to $200 million, increase letter of credit availability to $25 million, and extend the maturity date to September 30, 2000. Additionally, the maximum LIBOR spread on borrowings has been reduced to 1.25% from 1.5%. The maximum commitment fee on the unused portion remains at 0.375% of the average daily amount of the line which is unused. Borrowings under the line of credit are limited to $200 million less outstanding letters of credit. In addition, the total amount of debt the Company may incur, including borrowings under the line of credit is limited to a percentage of the Company's earnings before interest, income taxes, depreciation, and amortization for the most recent twelve months, which percentage equals 350% through December 30, 1996, 325% through December 30, 1997 and 300% thereafter. The line of credit is secured by a pledge of the stock of the Company's subsidiaries.

  On February 1, 1996, the Company completed an offering of $125 million of convertible subordinated notes. The notes bear interest at 5.25% and mature on February 1, 2001. Net proceeds to the Company after underwriters' discounts and expenses totaled approximately $121.4 million. The notes are convertible into Common Stock of the Company at the option of the holder, at a conversion price of $37.75 per share. The notes are redeemable, at the option of the Company, after February 15, 1999.

                        AMERICAN MEDICAL RESPONSE, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.  PRO FORMA ADJUSTMENTS

    The pro forma data in the Consolidated Statements of Earnings include adjustments to salaries and benefits and income taxes related to a subsidiary that was acquired in a transaction accounted for as a pooling-of-interests in February 1995. Prior to it being acquired, this subsidiary was taxed as an S Corporation on the cash basis method of accounting. Income tax expense for the quarter ended March 31, 1996 includes $610,000 attributable to the termination of this subsidiary's S Corporation status. The pro forma amounts reflect a contractual adjustment made to officers' salaries and adjust income tax expense to what would have been recorded had this subsidiary been a C Corporation prior to acquisition.

5.  RESTRUCTURING

    In November 1995, the Company announced a strategic restructuring initiative designed to create operating efficiencies, cost savings and revenue enhancement opportunities. This initiative, which is expected to be substantially completed during 1996, involves the consolidation of the Company's operations into six regional units. In connection with this plan, the Company recorded a restructuring charge of $23.0 million during the fourth quarter of 1995, which consisted primarily of $14.4 million of severance and other employee costs, $4.6 million of fixed asset disposals and $4.0 million of lease abandonment costs related to consolidating the corporate and regional offices. Under this initiative, there are approximately 350 positions affected, including senior and middle management positions at both the corporate and regional levels, and certain clerical positions. A substantial number of these positions will be replaced in corporate and regional locations. At March 31, 1996, the remaining restructuring accrual was $16.6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   For all periods presented, the following financial information includes the consolidated results of the four ambulance service providers the Company acquired concurrent with its initial public offering in August 1992 and the three ambulance service providers the Company acquired in June 1993, February 1994 and February 1995 in transactions accounted for as poolings-of-interests. The results of the ambulance service providers acquired by the Company through March 31, 1996 and accounted for as purchases are included from their respective dates of acquisition.

   The Company's total revenue, which is comprised primarily of fees charged for ambulance services, is presented net of contractual adjustments. Contractual adjustments represent the difference between gross billable charges and the amounts paid under contractual arrangements with third party payors. The provision for uncompensated care represents the difference between net ambulance service fees and expected collections from patients and third party payors.

   This quarterly report on Form 10-Q contains certain forward-looking statements. For example, the words "expects", "believes", "anticipated" and similar expressions often identify such statements. Undue reliance should not be placed on these forward-looking statements which were current at the time they were prepared. Certain important factors could cause results to differ materially from those anticipated by these statements. A description of many such factors is filed as Exhibit 99 to the Company's annual report on Form 10-K for the year ended December 31, 1995.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

Overview

   The Company's net earnings amounted to $7.7 million or $0.38 per share on a fully diluted basis for the three months ended March 31, 1996, based on 22,131,000 weighted average shares outstanding, as compared with pro forma net earnings of $5.0 million or $0.32 per share on a fully diluted basis for the three months ended March 31, 1995, based on 15,557,000 weighted average shares outstanding. The increase in net earnings, was a result of incremental earnings provided from acquisitions and internal growth. The increase in earnings per share on a fully diluted basis, results from the increase in net earnings, offset by an increase in the weighted average number of shares outstanding.
This increase in the weighted average number of shares is primarily due to shares issued in connection with acquisitions and the Company's public offering of 3.75 million shares in May 1995 and the issuance of the convertible subordinated notes in February 1996.

Results of Operations

   The Company's total revenue amounted to $157.8 million for the three months ended March 31, 1996 as compared with $109.2 million for 1995, an increase of $48.6 million or 44.5%. The largest single contributor to the increase in total revenue was the incremental revenue provided from acquisitions. Also contributing to the increase was internal growth resulting from an increase in the number of transports and rate increases.

   Salaries and benefits expense was 50.5% of total revenue for the three months ended March 31, 1996, as compared with 50.9% on a pro forma basis for the three months ended March 31, 1995. The pro forma adjustments were made for contractual reductions in officers' salaries related to the acquisition of Paramed, Inc. which was accounted for as a pooling-of-interests. This decrease in salary-related costs as a percentage of total revenue resulted from acquisitions in the Company's existing markets (sometimes referred to as "lock-on" acquisitions) where revenues are added but numerous administrative and support costs can be reduced. In addition, at the end of 1995, the Company restructured operations into six regions which consolidated numerous administrative functions such as billing offices. This decrease was partly offset by salaries and benefits of certain new corporate management and staff hired in connection with the Company's growth, as well as general wage increases. In addition, the Company incurred temporary overtime wages during the quarter ended March 31, 1996 in connection with its contract to provide paramedic transport services to the City of San Jose in Santa Clara County, California.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Uncompensated care expense as a percentage of total revenue was 18.7% and 19.4% for the three months ended March 31, 1996 and 1995, respectively. The percentage decrease is due primarily to the favorable impact of certain acquisitions, which have experienced lower uncompensated care expense as a percentage of total revenue, as compared with the subsidiaries included in the prior period. These acquisitions have a greater mix of basic life support or scheduled ambulance transport revenue, which in general has lower uncompensated care expense than advanced life support or emergency transport revenue.

   Other operating expenses were $25.0 million in the three months ended March 31, 1996 as compared with $17.8 million in the three months ended March 31, 1995. As a percentage of total revenue, other operating expenses decreased to 15.8% in the three months ended March 31, 1996 as compared to 16.3% in the three months ended March 31, 1995. The decrease as a percentage of total revenue resulted from "lock-ons" acquisitions in existing markets which, in general, expanded the Company's operations without the duplication of certain operating expenses. The increase of $7.2 million was a result of incremental operating expenses of acquisitions, development costs for future managed care products, and costs associated with the new accounts receivable system and inflation.

   Amortization of intangibles increased to $2.2 million for the three months ended March 31, 1996 from $0.9 million for the three months ended March 31, 1995, an increase of $1.3 million. This increase was a result of goodwill recorded in connection with the Company's acquisitions accounted for as purchases. Amortization of intangibles will increase in the future as a result of goodwill recorded in connection with the Company's recent and future acquisitions.

   Net interest expense increased by $1.1 million for the three months ended March 31, 1996 as compared to 1995. This increase was the result of an increase in the average amount of debt outstanding during the period resulting primarily from borrowings to finance acquisitions.

   The effective income tax rate remained relatively constant at 44.9% for the three months ended March 31, 1996 compared to 45.0% for the three months ended March 31, 1995. A certain subsidiary acquired in a transaction accounted for as pooling-of-interest was taxed as an S Corporation prior to its acquisition. The pro forma income tax expense adjusts income tax expense to what would have been recorded if this subsidiary had been a C Corporation during the period. If this subsidiary had been subject to corporate income taxes on an ongoing basis, the Company's income tax expense would have been $4.1 million for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its cash needs, including cash used for acquisitions, from the net proceeds of its public offerings of equity and convertible subordinated debt, borrowings under its revolving line of credit, and cash from operations.

   In May 1995, the Company completed a public offering of 4,250,000 shares of common stock at $25.50 per share. The offering included 3,750,000 shares of common stock issued by the Company and 500,000 shares sold by a group of selling stockholders. Net proceeds to the Company after underwriters' discounts and expenses totaled approximately $90.2 million. Such proceeds were used to repay approximately $50 million of debt under the Company's line of credit and for general corporate purposes, including acquisitions.

   On February 9, 1996, the Company amended its line of credit to increase the amount available under the line to $200 million from $150 million. Borrowings bear interest at either prime or LIBOR plus a spread of up to 1.25%. At March 31, 1996, under the $200 million line there were $3.4 million of borrowings outstanding, $15.6 million of letters of credit outstanding and $72.5 million available for future borrowings based on current total debt limitations. As of May 6, 1996, under the $200 million line, the Company had $5.6 million borrowings outstanding, $15.9 million in letters of credit outstanding, and $85.9 million available for future borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  On February 1, 1996, the Company completed an offering of $125 million of convertible subordinated notes. The notes bear interest at 5.25% and mature on February 1, 2001. Net proceeds to the Company after underwriters' discounts and expenses totaled approximately $121.4 million. The notes are convertible into Common Stock of the Company at the option of the holder, at a conversion price of $37.75 per share. The Company used the proceeds to repay approximately $100 million outstanding under its line of credit and intends to use the remaining proceeds for general corporate purposes, including acquisitions.

   Cash generated from operations during the three months ended March 31, 1996 was $1.8 million. Excluding cash payments resulting from the Company's restructuring initiative, cash generated from operations during the three months ended March 31, 1996 was $4.9 million as compared with $5.3 million for 1995. The decrease in cash generated from operations as compared to the prior quarter was a result of an increase in accounts receivables. This increase in accounts receivables was primarily attributable to growth in working capital related to recent acquisitions where working capital was not acquired and billing delays due to the consolidation of certain of the Company's billing centers. Working capital at March 31, 1996 amounted to $60.8 million as compared to $32.2 million at December 31, 1995. Capital expenditures made primarily for new ambulances and other operating equipment amounted to $5.2 million and $4.3 million for the three months ended March 31, 1996 and 1995, respectively. The restructuring charge the Company recorded during the fourth quarter of 1995 is expected to reduce cash flow by approximately $10 million during 1996. Current financial resources, including amounts available under the line of credit and anticipated funds generated by operations, are expected to be adequate to meet the Company's operating cash requirements in the foreseeable future.

   The Company has two Shelf Registration Statements on file with the Securities and Exchange Commission covering a total of 5,000,000 shares of which, 2,119,933 are available at May 6, 1996 in connection with acquisitions of other businesses.

   During the three months ended March 31, 1996, the Company made acquisitions for a total of approximately $10.0 million in cash, $7.7 million in notes of which $3.0 million were subordinated. At March 31, 1996, potential outstanding future contingent payments aggregated approximately $8.4 million in cash and 88,000 shares of Common Stock. The Company's growth strategy depends in large measure on its ability to acquire additional service providers. Although the Company has acquired many ambulance service providers since its initial acquisition of four providers in August 1992, there can be no assurance that additional acquisition candidates can be identified, consummated or successfully integrated into the Company's operations. The Company has used a combination of cash, Common Stock and subordinated debt as consideration for past acquisitions and plans to continue to use these sources in the future. In the event that the Company's Common Stock does not maintain sufficient valuation or if potential acquisition candidates are unwilling to accept the Company's securities as consideration, the Company will be required to use more cash resources to continue its acquisition program. In addition, if sufficient financing is not available as needed on terms acceptable to the Company, the Company's acquisition program could be adversely affected.

Medicare and Medicaid Reform

  In October 1995, both houses of Congress passed separate versions of Medicare and Medicaid reform. During the budget reconciliation process, Congress adopted the Senate provisions for Medicare and Medicaid reform which called for a seven-year freeze on rates for ambulance services. However, in December 1995, the bill was vetoed by the President. Although a budget compromise has not been reached, there exists a potential for a freeze of Medicare reimbursement rates for ambulance services in future periods. Any long term freeze in Medicare reimbursement, which represents 28% of the Company's revenues, could have an adverse impact on the Company's future operating results.

  In addition, Congressional hearings in December 1994 focused attention on efforts within the Health Care Financing Administration ("HCFA") to control Medicare expenditures for ambulance services. In November 1995, HCFA published a pre-rule stage notice announcing its intention to revise ambulance coverage policies. The proposed rule would revise HCFA's policy on Medicare coverage of ambulance services. It focuses on the medical necessity for ambulance service, redefines an ambulance as an "emergency vehicle" and revises the policy on coverage of non-emergency ambulance

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

transportation for beneficiaries with end-stage renal disease. These changes would prevent use of ambulance transportation in non-emergency situations where the medical need has not clearly been determined. These changes require the use of emergency vehicles as ambulances and would focus on the medical treatment rather than the level of medical transportation provided as the primary concern for furnishing ambulance services.

  With respect to reimbursement for non-emergency transportation to and from dialysis treatment facilities for patients with end-stage renal disease, the Company believes it is in substantial compliance with current regulations in this area, which require documentation of medical necessity. The Company does not believe that any rule changes in this area would have a material adverse effect on its business.

  Any rule changes which focus reimbursement based on the medical treatment rather than the level of medical transportation provided would affect virtually all providers of emergency ambulance services, including the Company. Under current rules, Advanced Life Support ("ALS") service is reimbursed at ALS rates if, based on an assessment of the patient's condition, it is determined that ALS service is medically necessary or if ALS response is required under "911" contracts or state or local law. Under the proposed rule change, an ambulance provider would only be reimbursed at ALS rates, if ALS services were medically necessary at the time the service is provided. The proposed rule HCFA is currently considering would likely receive substantial opposition from many interested groups, including public and private ambulance providers, state and local governments that mandate ALS responses and patient advocacy groups. In addition, the Company believes that any change in ALS reimbursement would not become final until late-1996 and, if adopted, would be phased in or otherwise structured so as to minimize any adverse effect on ambulance service providers. The Company could make adjustments to mitigate the effect of any HCFA proposal in this area. For example, most of the Company's "911" contracts provide for a renegotiation of rates in the event of a change in reimbursement policy. In addition, the Company could potentially offset reduced Medicare revenue by negotiating for increases in local operating subsidies. The Company could also attempt to change the staffing of its ambulance crews and negotiate for longer response times. Because of the preliminary nature of this proposal, the Company is unable to predict whether HCFA will adopt the current proposal or determine the impact of any proposal adopted by HCFA. However, if a proposal like the one HCFA is currently considering were to become law without any phase-in period and if the Company were unable to mitigate the effect by implementing one or more of the changes described above, it would at least in the short term have an adverse effect on the Company's profitability.

                          PART II.  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS

            Not applicable.

  ITEM 2.   CHANGES IN SECURITIES

            Not applicable.

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) A special meeting of the stockholders of the Company was held on
                March 26, 1996.

            (b) The Company proposed to amend the Company's Certificate of
                Incorporation to increase the number of authorized shares of the Company from 25 million to 75 million shares. The voting for the proposal was: 12,175,535 for the proposal; 4,733,832 against the proposal; 20,701 abstained; and there was no vote cast by 3,005,551 shares.

  ITEM 5.   OTHER INFORMATION

            Not applicable

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (A)  EXHIBITS

            Exhibit 10  Material Contracts
            ----------  ------------------

                10.1 Employment Agreement between the Registrant and David C. Colby dated as of April 1, 1996.
                10.2 Severance and General Release Agreement between the Registrant and Dominic J. Puopolo dated as of March 31, 1996.
                10.3 Consulting Agreement between the Registrant and Exel Holdings Ltd. dated as of April 1, 1996.
                10.4 Executive Separation Allowance Plan (as amended through April 1, 1996).

            Exhibit 11  Statement Regarding Computation of Per Share
            ----------  --------------------------------------------
                        Earnings
                        --------

                11.1    Statement regarding computation of per share earnings

            Exhibit 27  Financial Data Schedule
            ----------  -----------------------

                  27    Financial Data Schedule

            (B)  REPORTS ON FORM 8-K

                 The Company filed a Form 8-K on January 16, 1996 relating to its offering of $125 million of convertible subordinated notes due 2001.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN MEDICAL RESPONSE, INC.
                                    -------------------------------
                                    (Registrant)



May 14, 1996                        /s/ DAVID C. COLBY
- ------------                        ---------------------------------
  (Date)                            David C. Colby
                                    Director, Executive Vice President,
                                    Chief Financial Officer and Treasurer

                        AMERICAN MEDICAL RESPONSE, INC.
                                 EXHIBIT INDEX
                                 -------------

                                                                          PAGE
                                                                          ----
 EXHIBIT 10
 ----------


  10.1    Employment Agreement between the Registrant and
          David C. Colby dated as of April 1, 1996.                         16




  10.2    Severance and General Release Agreement between the
          Registrant and Dominic J. Puopolo dated as of March 31, 1996.     22



  10.3    Consulting Agreement between the Registrant and
          Exel Holdings Ltd. dated as of April 1, 1996.                     24



  10.4    Executive Separation Allowance Plan (as amended through
          April 1, 1996).                                                   28

 EXHIBIT 11
 ----------

  11.1    Statement regarding computation of per share earnings.            32



 EXHIBIT 27
 ----------

  27      Financial Data Schedule                                           33