Form 10-Q
period 1996-06-30
AMERICAN MEDICAL RESPONSE INC
filed 1996-08-12
CIK 888675

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q
                                   ---------
                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



 FOR THE QUARTER ENDED JUNE 30, 1996         COMMISSION FILE NUMBER: 1-11196


                        AMERICAN MEDICAL RESPONSE, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                         04-3147881
- -------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               No.)





         2821 SOUTH PARKER ROAD, 10/TH/ FLOOR, AURORA, COLORADO   80014
- -------------------------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)




                                (303) 614-8500
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               X     YES         NO
                              ----         ----


       The number of shares outstanding of each of the issuer's classes of common stock as of
       August 6, 1996 is: Common Stock, $0.01 par value, 20,691,915 shares.



===============================================================================

                        AMERICAN MEDICAL RESPONSE, INC.

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1996 (unaudited) and
         December 31, 1995.................................................   3


         Consolidated Statements of Earnings for the Three Months and
         Six Months Ended June 30, 1996 and 1995 (unaudited)...............   4


         Consolidated Statement of Stockholders' Equity for the
         Six Months Ended June 30, 1996 (unaudited)........................   5


         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1996 and 1995 (unaudited)...............   6


         Notes to Interim Consolidated Financial Statements................   7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   9



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  14


Item 2.  Changes in Securities.............................................  14


Item 3.  Defaults Upon Senior Securities...................................  14


Item 4.  Submission of Matters to a Vote of Security Holders...............  14


Item 5.  Other Information.................................................  14


Item 6.  Exhibits and Reports on Form 8-K..................................  14


Signature..................................................................  16

Exhibit Index..............................................................  17

                        AMERICAN MEDICAL RESPONSE, INC.
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        June 30,                       December 31,
               ASSETS                                     1996                             1995
                                                    ---------------                 -----------------
                                                      (unaudited)

Current assets:
 Cash and cash equivalents.......................   $       11,668                  $          8,804
 Accounts receivable, net of  allowance for
  uncompensated care of $55,630 and $47,654......          130,085                            98,215

 Inventories.....................................            4,264                             3,927
 Prepaid expenses and other receivables..........            8,607                             7,678
 Deferred income taxes...........................           29,578                            30,646
                                                    ---------------                 -----------------
   Total current assets..........................          184,202                           149,270
                                                    ---------------                 -----------------
Property and equipment, net......................           70,602                            64,669
                                                    ---------------                 -----------------
Non-current assets:
 Goodwill, net...................................          291,140                           258,877
 Covenants not to compete, net...................              299                               423
 Other...........................................            8,883                             3,142
                                                    ---------------                 -----------------
   Total non-current assets......................          300,322                           262,442
                                                    ---------------                 -----------------
   TOTAL.........................................   $      555,126                  $        476,381
                                                    ===============                 =================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................   $       22,858                  $         15,378
 Accrued compensation, benefits and taxes........           19,829                            20,387
 Accrued expenses................................           37,315                            31,405
 Accrued restructuring charge....................            9,784                            20,349
 Income taxes payable............................           10,518                            15,651
 Current maturities of debt......................           19,841                            13,919
                                                    ---------------                 -----------------
   Total current liabilities.....................          120,145                           117,089
                                                    ---------------                 -----------------
Non-current liabilities:
 Long-term debt..................................           26,869                           101,660
 Convertible subordinated notes..................          125,000                              ----
 Deferred income taxes...........................            8,119                             7,905
 Other liabilities...............................              130                               163
                                                    ---------------                 -----------------
   Total non-current liabilities.................          160,118                           109,728
                                                    ---------------                 -----------------
   Total liabilities.............................          280,263                           226,817
                                                    ---------------                 -----------------
Stockholders' equity:
 Preferred stock, $.01 par value, 500,000 shares
   authorized, none issued                                     ----                              ----
 Common stock, $.01 par value, 75,000,000 shares
   authorized, 20,647,070 and 19,868,337 shares
   issued and outstanding........................              206                               199

 Additional paid-in capital......................          204,433                           194,948
 Retained earnings...............................           70,224                            54,417
                                                    ---------------                 -----------------
   Total stockholders' equity....................          274,863                           249,564
                                                    ---------------                 -----------------
Commitments and contingencies
   TOTAL.........................................   $      555,126                  $        476,381
                                                    ===============                 =================

See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                 Three Months Ended        Six Months Ended
                                                June 30,    June 30,     June 30,     June 30,
                                                  1996        1995        1996         1995
                                               --------     --------      --------      --------
Total revenue..............................    $164,786     $111,388      $322,595      $ 20,567

Operating Expenses:
   Salaries and benefits...................      81,578       56,773       161,349       112,491
   Uncompensated care......................      32,018       21,428        61,573        42,585
   Other...................................      26,100       17,771        51,077        35,573
   Depreciation............................       5,525        3,507        10,707         7,023
   Amortization of intangibles.............       2,345          988         4,585         1,939
                                               --------     --------      --------      --------
    Total operating expenses...............     147,566      100,467       289,291       199,611
                                               --------     --------      --------      --------
Earnings from operations...................      17,220       10,921        33,304        20,956
   Interest expense, net...................       2,523          402         4,669         1,432
                                               --------     --------      --------      --------
Earnings before income taxes...............      14,697       10,519        28,635        19,524
   Income taxes............................       6,576        4,681        12,828         9,196
                                               --------     --------      --------      --------
    Net earnings...........................    $  8,121     $  5,838      $ 15,807      $ 10,328
                                               ========     ========      ========      ========
PRO FORMA DATA

Historical net earnings....................    $  8,121     $  5,838      $ 15,807      $ 10,328
Salaries and benefits......................        ----         ----          ----           (96)
Income taxes...............................        ----         ----          ----          (417)
                                               --------     --------      --------      --------
    Net earnings...........................    $  8,121     $  5,838      $ 15,807      $ 10,841
                                               ========     ========      ========      ========
Net earnings per common share:
   Primary.................................    $   0.40     $   0.33      $   0.78      $   0.65
                                               ========     ========      ========      ========
   Fully diluted...........................    $   0.39     $   0.33      $   0.77      $   0.65
                                               ========     ========      ========      ========
Weighted average common shares outstanding:
   Primary                                       20,424       17,780        20,186        16,674
                                               ========     ========      ========      ========
   Fully diluted                                 23,735       17,780        22,933        16,674
                                               ========     ========      ========      ========

     See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                               Additional                     Total
                                          Common Stock           Paid-in        Retained   Stockholders'
                                     Shares        Amount        Capital        Earnings     Equity
                                     ------        ------     -------------   -----------  ------------

Balance at December 31, 1995......   19,868        $  199      $  194,948       $  54,417   $  249,564
  Issuance of stock in connection
    with acquisitions.............      429             4             273            ----          277
  Stock options exercised,
    including related tax benefit.      313             3           8,683            ----        8,686
  Stock issued for employee stock
    purchase plan.................       37          ----             529            ----          529
   Net earnings...................     ----          ----            ----          15,807       15,807
                                     ------        ------          ------          ------       ------
 Balance at June 30, 1996.........   20,647          $206      $  204,433       $  70,224    $ 274,863
                                     ======        ======      ==========       =========    ==========

See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                             1996       1995
                                                                           --------   --------
Cash flows from operating activities:
   Net earnings..........................................................  $ 15,807   $ 10,328
   Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
   Depreciation..........................................................    10,707      7,023
   Amortization of intangibles...........................................     4,585      1,939
   Deferred income taxes.................................................     1,057      1,282
Changes in operating assets and liabilities, net of acquisitions:
   Accounts receivable...................................................   (28,412)   (10,360)
   Other current assets..................................................      (271)     1,152
   Other assets..........................................................    (2,481)      (250)
   Accounts payable and accrued expenses.................................     7,585     (1,579)
   Accrued compensation, benefits and taxes..............................    (2,156)      (349)
   Accrued restructuring charge..........................................    (9,506)      ----
   Income taxes payable..................................................    (3,783)      (483)
   Other liabilities.....................................................       (38)       494
                                                                           --------   --------
     Net cash (used) provided  by operating activities...................    (6,906)     9,197
                                                                           --------   --------
Cash flows from investing activities:
   Acquisitions, net of cash acquired....................................   (20,046)   (11,968)
   Capital expenditures, net.............................................   (13,748)    (9,782)
                                                                           --------   --------
   Net cash used by investing activities.................................   (33,794)   (21,750)
                                                                           --------   --------
Cash flows from financing activities:
   Proceeds from exercise of stock options...............................     7,233        606
   Proceeds from employee stock purchase plan............................       529        657
   Proceeds from issuance of common stock................................        --     90,225
   Net borrowings (repayments) under credit facility.....................   (78,930)   (38,305)
   Proceeds from convertible subordinated notes, net of offering costs...   121,375         --
   Repayment of borrowings...............................................    (6,643)    (1,352)
                                                                           --------   --------
     Net cash provided by financing activities...........................    43,564     51,831
                                                                           --------   --------
Increase in cash and cash equivalents....................................     2,864     39,278
Cash and cash equivalents at beginning of period.........................     8,804      6,543
                                                                           --------   --------
Cash and cash equivalents at end of period...............................  $ 11,668   $ 45,821
                                                                           ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest...........................................................  $  2,615   $  1,932
                                                                           ========   ========
   Income taxes..........................................................  $ 15,217   $  8,297
                                                                           ========   ========
Acquisitions:
   Assets acquired.......................................................  $ 45,418   $ 25,855
   Liabilities assumed and issued........................................   (24,259)    (9,799)
   Common stock issued...................................................      (277)    (3,863)
                                                                           --------   --------
   Cash paid.............................................................    20,882     12,193
   Less cash acquired....................................................      (836)      (225)
                                                                           --------   --------
      Net cash paid for acquisitions.....................................  $ 20,046   $ 11,968
                                                                           ========   ========

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

2.  ACQUISITIONS

    During the first six months of 1996, the Company acquired 11 ambulance service providers in transactions accounted for as purchases and one ambulance service provider in a transaction accounted for as a pooling-of-interests. The acquisition accounted for as a pooling-of-interests is not material to the consolidated operations of the Company, and therefore, the Company's consolidated financial statements will not be restated. The aggregate purchase price paid in connection with these acquisitions consisted of $20.9 million in cash and $14.1 million in promissory notes of which $9.4 million were subordinated, and 429,260 shares of Common Stock.

    At June 30, 1996, possible outstanding future contingent payments aggregated approximately $8.4 million in cash and 88,000 shares in Common Stock.

    SUBSEQUENT ACQUISITIONS

    In July 1996, the Company entered into a joint venture by purchasing a 49.9% limited partnership interest in Regional Emergency Services, L.P. ("RES") which manages hospital-based ambulance services in Florida and Texas. The purchase price for the Company's interest in RES was $2.0 million in cash with future payments over 18 months of $4.0 million in cash or 108,000 shares of the Company's Common Stock, at the option of the seller. In addition, the Company has the right to purchase, and the joint venture partners have the right to require the Company to purchase, the remaining interests in RES for a price based on a multiple of pre-tax earnings beginning in July 2001 or earlier based on the occurrence of certain events. The Company will account for its initial investment in RES under the equity method.

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

                        AMERICAN MEDICAL RESPONSE, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.  PRO FORMA ADJUSTMENTS

    The pro forma data in the Consolidated Statements of Earnings include adjustments to salaries and benefits and income taxes related to a subsidiary that was acquired in a transaction accounted for as a pooling-of-interests in February 1995. Prior to its acquisition by the Company, this subsidiary was taxed as an S Corporation on the cash basis method of accounting. Income tax expense for the six months ended June 30, 1995 includes $610,000 attributable to the termination of this subsidiary's S Corporation status. The pro forma amounts reflect a contractual adjustment made to officers' salaries and adjust income tax expense to what would have been recorded had this subsidiary been a C Corporation prior to its acquisition.

5.  RESTRUCTURING

    In November 1995, the Company announced a strategic restructuring initiative designed to create operating efficiencies, cost savings and revenue enhancement opportunities. This initiative, which is expected to be substantially completed during 1996, involves the consolidation of the Company's operations into six regional units. In connection with this plan, the Company recorded a restructuring charge of $23.0 million during the fourth quarter of 1995, which consisted primarily of $14.4 million of severance and other employee costs, $4.6 million of fixed asset disposals and $4.0 million of lease abandonment costs related to consolidating the corporate and regional offices. Under this initiative, there are approximately 350 positions affected, including senior and middle management positions at both the corporate and regional levels, and certain clerical positions. A substantial number of these positions will be replaced in corporate and regional locations. At June 30, 1996, the remaining restructuring accrual was $9.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   For all periods presented, the following financial information includes the consolidated results of the four ambulance service providers the Company acquired concurrent with its initial public offering in August 1992 and the three ambulance service providers the Company acquired in June 1993, February 1994 and February 1995 in transactions accounted for as poolings-of-interests. The results of the other ambulance service providers acquired by the Company through June 30, 1996 are included from their respective dates of acquisition.

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

   This quarterly report on Form 10-Q contains certain forward-looking statements. For example, the words "expects", "believes", "anticipates" and similar expressions often identify such statements. Undue reliance should not be placed on these forward-looking statements which were current at the time they were made. Certain important factors could cause results to differ materially from those anticipated by these statements. A description of many such factors is filed as Exhibit 99 to the Company's annual report on Form 10-K for the year ended December 31, 1995.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

Overview

   The Company's net earnings amounted to $8.1 million or $0.39 per share on a fully diluted basis for the three months ended June 30, 1996, based on 23,735,000 weighted average shares outstanding, as compared with net earnings of $5.8 million or $0.33 per share on a fully diluted basis for the three months ended June 30, 1995, based on 17,780,000 weighted average shares outstanding. The increase in net earnings was a result of incremental earnings provided from acquisitions and internal growth. The increase in earnings per share on a fully diluted basis, results from the increase in net earnings, offset by an increase in the weighted average number of shares outstanding. This increase in the weighted average number of shares outstanding is primarily due to the issuance of the convertible subordinated notes in February 1996, the Company's public offering of 3.75 million shares in May 1995, and shares issued in connection with acquisitions.

Results of Operations

   The Company's total revenue amounted to $164.8 million for the three months ended June 30, 1996 as compared with $111.4 million for 1995, an increase of $53.4 million or 47.9%. The largest single contributor to the increase in total revenue was the incremental revenue provided from acquisitions. Also contributing to the increase was internal growth resulting from an increase in the number of transports and rate increases.

   Salaries and benefits expense was 49.5% of total revenue for the three months ended June 30, 1996, as compared with 51.0% for the three months ended June 30, 1995. This decrease in salary-related costs as a percentage of total revenue resulted from acquisitions in the Company's existing markets (sometimes referred to as "lock-on" acquisitions) where revenues are added while administrative and support costs are reduced by folding such functions into existing operations.
In addition, at the end of 1995, the Company restructured operations into six regions and is consolidating many administrative functions such as patient billing services, accounting, dispatch and human resources. This decrease was partly offset by salaries and benefits of certain new corporate management and staff hired in connection with the Company's growth, as well as general wage increases. In addition, the Company continued to incur overtime wages during the quarter ended June 30, 1996 in connection with its contract to provide paramedic transport services to the City of San Jose in Santa Clara County, California.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Uncompensated care expense as a percentage of total revenue was 19.4% and 19.2% for the three months ended June 30, 1996 and 1995, respectively. The uncompensated care rate increase is primarily attributable to an increase in uncompensated care expense in the Company's Northern California division.
During the first half of 1996, this division has experienced a growth in accounts receivables as a result of billing delays caused by completing the consolidation of four separate patient billing offices into one and the implementation of a new accounts receivable system. The Company expects cash receipts for this division will ultimately improve through efficiencies realized by the consolidation of the patient billing offices and enhancements provided by the new accounts receivable system. Until such cash receipts are realized in the division, the Company has increased the uncompensated care rate in the event some of the accounts receivable increase is uncollectible. The uncompensated care rate increase has been partly offset by the favorable impact of certain acquisitions, which have experienced lower uncompensated care expense as a percentage of total revenue, as compared with the subsidiaries included in the prior period. These acquisitions have a greater mix of basic life support or scheduled ambulance transport revenue, which in general, has lower uncompensated care expense than advanced life support or emergency transport revenue.

   Other operating expenses were $26.1 million in the three months ended June 30, 1996 as compared with $17.8 million in the three months ended June 30, 1995. As a percentage of total revenue, other operating expenses decreased to 15.8% in the three months ended June 30, 1996 as compared to 16.0% in the three months ended June 30, 1995. The decrease as a percentage of total revenue resulted from "lock-on" acquisitions in existing markets which, in general, expanded the Company's operations without the duplication of certain administrative and support expenses. The increase of $8.3 million was a result of incremental operating expenses of acquisitions, development costs for future managed care products, costs associated with the new accounts receivable system, and inflation.

   Amortization of intangibles increased to $2.3 million for the three months ended June 30, 1996 from $1.0 million for the three months ended June 30, 1995, an increase of $1.3 million. This increase was a result of goodwill recorded in connection with the Company's acquisitions accounted for as purchases. Amortization of intangibles will increase in the future as a result of goodwill recorded in connection with the Company's recent and likely future acquisitions.

   Net interest expense increased by $2.1 million for the three months ended June 30, 1996 as compared to the same period in 1995. This increase was the result of interest expense related to the convertible subordinated notes issued in February 1996 and debt incurred to finance acquisitions. In addition, the quarter ended June 30, 1995 included interest income derived from the remaining net proceeds of the Company's public offering of 3.75 million shares in May 1995.

   The effective income tax rate remained relatively constant at 44.7% for the three months ended June 30, 1996 compared to 44.5% for the three months ended June 30, 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

Overview

   The Company's net earnings amounted to $15.8 million or $0.77 per share on a fully diluted basis for the six months ended June 30, 1996, based on 22,933,000 weighted average shares outstanding, as compared with pro forma net earnings of $10.8 million or $0.65 per share on a fully diluted basis for the six months ended June 30, 1995, based on 16,674,000 weighted average shares outstanding. The increase in net earnings, was a result of incremental earnings provided from acquisitions and internal growth. The increase in earnings per share on a fully diluted basis, results from the increase in net earnings, offset by an increase in the weighted average number of shares outstanding. This increase in the weighted average number of shares outstanding is primarily due to the issuance of the convertible subordinated notes in February 1996, the Company's public offering of 3.75 million shares in May 1995, and shares issued in connection with acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

   The Company's total revenue amounted to $322.6 million for the six months ended June 30, 1996 as compared with $220.6 million for 1995, an increase of $102.0 million or 46.2%. The largest single contributor to the increase in total revenue was the incremental revenue provided from acquisitions. Also contributing to the increase was internal growth resulting from an increase in the number of transports and rate increases.

   Salaries and benefits expense was 50.0% of total revenue for the six months ended June 30, 1996, as compared with 51.0% on a pro forma basis for the six months ended June 30, 1995. The pro forma adjustments were made for contractual reductions in officers' salaries related to the acquisition of Paramed, Inc. which was accounted for as a pooling-of-interests. This decrease in salary-related costs as a percentage of total revenue resulted from "lock-on" acquisitions in the Company's existing markets where revenues are added while numerous administrative and support costs are reduced by folding such functions into existing operations. In addition, at the end of 1995, the Company restructured operations into six regions and is consolidating many administrative functions such as patient billing services, accounting, dispatch and human resources. This decrease was partly offset by salaries and benefits of certain new corporate management and staff hired in connection with the Company's growth, as well as general wage increases. In addition, the Company continued to incur overtime wages during the quarter ended June 30, 1996 in connection with its contract to provide paramedic transport services to the City of San Jose in Santa Clara County, California.

   Uncompensated care expense as a percentage of total revenue was 19.1% and 19.3% for the six months ended June 30, 1996 and 1995, respectively. The uncompensated care rate decrease is due primarily to the favorable impact of certain acquisitions, which have experienced lower uncompensated care expense as a percentage of total revenue, as compared with the subsidiaries included in the prior period. These acquisitions have a greater mix of basic life support or scheduled ambulance transport revenue, which in general has lower uncompensated care expense than advanced life support or emergency transport revenue. The uncompensated care rate decrease has been partly offset by an increase in the uncompensated care expense in the Company's Northern California division.
During the first half of 1996, this division has experienced a growth in accounts receivables as a result of billing delays caused by completing the consolidation of four separate patient billing offices into one and the implementation of a new accounts receivable system. The Company expects cash receipts for this division will ultimately improve through efficiencies realized by the consolidation of the patient billing offices and enhancements provided by the new accounts receivable system. Until such cash receipts are realized in the division, the Company has increased the uncompensated care rate in the event some of the accounts receivable increase is uncollectible.

   Other operating expenses were $51.1 million in the six months ended June 30, 1996 as compared with $35.6 million in the six months ended June 30, 1995. As a percentage of total revenue, other operating expenses decreased to 15.8% in the six months ended June 30, 1996 as compared to 16.1% in the six months ended June 30, 1995. The decrease as a percentage of total revenue resulted from "lock-on" acquisitions in existing markets which, in general, expanded the Company's operations without the duplication of certain overhead expenses. The increase of $15.5 million was a result of incremental operating expenses of acquisitions, development costs for future managed care products, costs associated with the new accounts receivable system, and inflation.

   Amortization of intangibles increased to $4.6 million for the six months ended June 30, 1996 from $1.9 million for the six months ended June 30, 1995, an increase of $2.7 million. This increase was a result of goodwill recorded in connection with the Company's acquisitions accounted for as purchases. Amortization of intangibles will increase in the future as a result of goodwill recorded in connection with the Company's recent and likely future acquisitions.

   Net interest expense increased by $3.3 million for the six months ended June 30, 1996 as compared to the first six months of 1995. This increase was the result of interest expense related to the convertible subordinated notes issued in February 1996 and debt incurred to finance acquisitions. In addition, the quarter ended June 30, 1995 included interest income derived from the remaining net proceeds of the Company's public offering of 3.75 million shares in May 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The effective income tax rate remained relatively constant at 44.8% for the six months ended June 30, 1996 compared to 44.7% on a pro forma basis for the six months ended June 30, 1995. A subsidiary acquired in a transaction accounted for as pooling-of-interest was taxed as an S Corporation prior to its acquisition. The pro forma income tax expense adjusts income tax expense to what would have been recorded if this subsidiary had been a C Corporation during the period. If this subsidiary had been subject to corporate income taxes on an ongoing basis, the Company's income tax expense would have been $8.8 million for the six months ended June 30, 1995.

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

   On February 9, 1996, the Company amended its line of credit to increase the amount available under the line to $200 million from $150 million. Borrowings bear interest at either prime or LIBOR plus a spread of up to 1.25%. At June 30, 1996, under the $200 million line there were $11.5 million of borrowings outstanding, $15.8 million of letters of credit outstanding and $104.7 million available for future borrowings based on current total debt limitations. As of August 6, 1996, under the $200 million line, the Company had $18.5 million of borrowings outstanding, $15.8 million in letters of credit outstanding, and $102.6 million available for future borrowings.

   On February 1, 1996, the Company completed an offering of $125 million of convertible subordinated notes. The notes bear interest at 5.25% and mature on February 1, 2001. Net proceeds to the Company after underwriters' discounts and expenses totaled approximately $121.4 million. The notes are convertible into Common Stock of the Company at the option of the holder, at a conversion price of $37.75 per share. The notes are redeemable, at the option of the Company, after February 15, 1999. The Company used the proceeds to repay approximately $100 million outstanding under its line of credit and used the remaining proceeds for general corporate purposes, including acquisitions.

   Cash used by operations during the six months ended June 30, 1996 was $6.9 million. Excluding cash payments resulting from the Company's restructuring initiative, cash generated from operations during the six months ended June 30, 1996 was $2.6 million as compared with $9.2 million for 1995. The increase in cash used by operations as compared to cash generated in the prior quarter was a result of cash payments related to the restructuring and an increase in accounts receivable. This increase in accounts receivables was primarily attributable to the Company's Northern California operations, which experienced billing delays caused by the consolidation of four separate patient billing offices into one and the implementation of a new accounts receivable system. The Company expects cash receipts for this division will ultimately improve through efficiencies realized by the consolidation of the patient billing offices and enhancements provided by the new accounts receivable system. Also contributing to the increase in accounts receivables were recent acquisitions where working capital was not acquired. Working capital at June 30, 1996 amounted to $64.1 million as compared to $32.2 million at December 31, 1995. Capital expenditures made primarily for new ambulances and other operating equipment amounted to $13.7 million and $9.8 million for the six months ended June 30, 1996 and 1995, respectively. The restructuring charge the Company recorded during the fourth quarter of 1995 is expected to reduce cash flow by approximately $10.0 million during 1996. Current financial resources, including amounts available under the line of credit and anticipated funds generated by operations, are expected to be adequate to meet the Company's operating cash requirements in the foreseeable future.

   The Company has two Shelf Registration Statements on file with the Securities and Exchange Commission covering a total of 5,000,000 shares of which, 2,114,915 were available at July 30, 1996 in connection with acquisitions of other businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  During the six months ended June 30, 1996, the Company made acquisitions for a total of approximately $20.9 million in cash, $14.1 million in notes of which $9.4 million were subordinated and 429,260 shares of Common Stock. At June 30, 1996, potential outstanding future contingent payments aggregated approximately $8.4 million in cash and 88,000 shares of Common Stock. The Company's growth strategy depends in large measure on its ability to acquire additional service providers. Although the Company has acquired many ambulance service providers since its initial acquisition of four providers in August 1992, there can be no assurance that additional acquisition candidates can be identified, consummated or successfully integrated into the Company's operations. The Company has used a combination of cash, Common Stock and subordinated debt as consideration for past acquisitions and plans to continue to use these sources in the future. In the event that the Company's Common Stock does not maintain sufficient valuation or if potential acquisition candidates are unwilling to accept the Company's securities as consideration, the Company will be required to use more cash resources to continue its acquisition program. In addition, if sufficient financing is not available as needed on terms acceptable to the Company, the Company's acquisition program could be adversely affected.

Medicare and Medicaid

  In October 1995, both houses of Congress passed separate versions of Medicare and Medicaid reform. During the budget reconciliation process, Congress adopted the Senate provisions for Medicare and Medicaid reform which called for a seven-year freeze on rates for ambulance services. However, in December 1995, the bill was vetoed by the President. Although a budget compromise has not been reached, there exists a potential for a freeze of Medicare reimbursement rates for ambulance services in future periods. Any long term freeze in Medicare reimbursement, which represents 37% of the Company's revenues, could have an adverse impact on the Company's future operating results.

  In addition, Congressional hearings in December 1994 focused attention on efforts within the Health Care Financing Administration ("HCFA") to control Medicare expenditures for ambulance services. In November 1995, HCFA published a pre-rule stage notice announcing its intention to revise ambulance coverage policies. The proposed rule would revise HCFA's policy on Medicare coverage of ambulance services. It focuses on the medical necessity for ambulance service, redefines an ambulance as an "emergency vehicle" and revises the policy on coverage of non-emergency ambulance transportation for beneficiaries with end-stage renal disease. These changes would prevent use of ambulance transportation in non-emergency situations where the medical need has not clearly been determined. These changes require the use of emergency vehicles as ambulances and would focus on the medical treatment rather than the level of medical transportation provided as the primary concern for furnishing ambulance services.

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

  Any rule changes which focus reimbursement based on the medical treatment rather than the level of medical transportation provided would affect virtually all providers of emergency ambulance services, including the Company. Under current rules, Advanced Life Support ("ALS") service is reimbursed at ALS rates if, based on an assessment of the patient's condition, it is determined that ALS service is medically necessary or if ALS response is required under "911" contracts or state or local law. Under the proposed rule change, an ambulance provider would only be reimbursed at ALS rates, if ALS services were medically necessary at the time the service is provided. The proposed rule HCFA is currently considering would likely receive substantial opposition from many interested groups, including public and private ambulance providers, state and local governments that mandate ALS responses and patient advocacy groups. In addition, the Company believes that any change in ALS reimbursement would not become final until late-1996 and, if adopted, would be phased in or otherwise structured so as to minimize any adverse effect on ambulance service providers. The Company could make adjustments to mitigate the effect of any HCFA proposal in this area. For example, most of the Company's "911" contracts provide for a renegotiation of rates in the event of a change in reimbursement policy. In addition, the Company could potentially offset reduced Medicare revenue by negotiating for increases in local operating subsidies. The Company could also attempt to change the staffing of its ambulance crews and negotiate for longer response times. Because of the preliminary nature of this proposal, the Company is unable to predict whether HCFA will

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

In addition, the Company's Mid-Atlantic region, which covers Pennsylvania, New Jersey, and Delaware, has been notified that its regional Medicare carrier will be changing its criteria for reimbursement for ambulance services to an approach based upon the location at which an ambulance is garaged as compared to the previous practice of reimbursement based upon the location of a company's administrative office. This change will reduce reimbursement for certain transports and is expected to become effective during the fourth quarter of 1996. The Company plans to mitigate the effect of this change by taking one or more of the following actions: request an increase in the allowable Medicare reimbursement rate through the inherent reasonableness process, bill services directly to patients as compared to accepting Medicare assignment, relocate where ambulances are garaged, reduce operating costs, negotiate increases in local government subsidies for "911" contracts, and negotiate longer response time requirements for emergency and non-emergency transports. If the Company is not successful in mitigating this change in reimbursement, it could have a material adverse effect on the Company's financial results.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of stockholders of the Company was held on May 9, 1996.

          (b) Ten of the ten directors of the Company were re-elected at the meeting as described in paragraph (c) below.

          (c) (i) The voting for the directors was as follows:

                  NOMINEE                                    FOR                        WITHHELD
                                                             ---                        --------
                  Paul M. Verrochi                       17,759,564                      117,511
                  Dominic J. Puopolo                     17,757,588                      119,487
                  Joseph R. Paolella                     17,759,125                      117,950
                  Paul T. Shirley                        17,750,489                      126,586
                  James E. McGrath                       17,765,867                      111,208
                  Michael A. Baker                       17,789,458                       87,617
                  David B. Hammond                       17,789,782                       87,293
                  John Larkin Thompson                   17,789,795                       87,280
                  Charles D. Baker                       17,790,019                       87,056
                  David C. Colby                         17,761,577                      115,498

      (ii)        The Company amended the 1992 Employee Stock Purchase Plan by increasing by 200,000 the number of shares of Common Stock available for issuance to employees under that Plan. The voting for this proposal was: 17,509,652 for the proposal; 345,732 against the proposal; 21,691 abstained; and there was no vote cast by 2,160,146 shares.

          (d) Not applicable


ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)     EXHIBITS

          Exhibit 11  Statement Regarding Computation of Earnings Per Share
          ----------  ------------------------------------------------------

                  11  Statement regarding computation of earnings per share

          Exhibit 27  Financial Data Schedule
          ----------  -----------------------

                  27  Financial Data Schedule

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN MEDICAL RESPONSE, INC.
                                    --------------------------------
                                    (Registrant)



August 9, 1996               /s/ David C. Colby
- --------------               ---------------------------------------
  (Date)                     David C. Colby
                             Director, Executive Vice President,
                             Chief Financial Officer and Treasurer



August 9, 1996               /s/ Gino L. Porazzo
- --------------               ---------------------------------------
 (Date)                      Gino L. Porazzo
                             Vice President and Corporate Controller

                        AMERICAN MEDICAL RESPONSE, INC.
                                 EXHIBIT INDEX
                                 -------------



                                                                        PAGE
                                                                        ----

EXHIBIT 11
- ----------
11          Statement regarding computation of earnings per share.       18

EXHIBIT 27
- ----------

27          Financial Data Schedule                                      19