Form 10-Q/A
period 1996-06-30
AMERICAN MEDICAL RESPONSE INC
filed 1996-08-23
CIK 888675

===============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-Q/A
                                  -----------
                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



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
                                  (UNAUDITED)



                                                 Three Months Ended        Six Months Ended
                                                June 30,    June 30,     June 30,     June 30,
                                                  1996        1995        1996         1995
                                               --------     --------      --------      --------
Total revenue..............................    $164,786     $111,388      $322,595      $220,567

Operating Expenses:
   Salaries and benefits...................      81,578       56,773       161,349       112,491
   Uncompensated care......................      32,018       21,428        61,573        42,585
   Other...................................      26,100       17,771        51,077        35,573
   Depreciation............................       5,525        3,507        10,707         7,023
   Amortization of intangibles.............       2,345          988         4,585         1,939
                                               --------     --------      --------      --------
    Total operating expenses...............     147,566      100,467       289,291       199,611
                                               --------     --------      --------      --------
Earnings from operations...................      17,220       10,921        33,304        20,956
   Interest expense, net...................       2,523          402         4,669         1,432
                                               --------     --------      --------      --------
Earnings before income taxes...............      14,697       10,519        28,635        19,524
   Income taxes............................       6,576        4,681        12,828         9,196
                                               --------     --------      --------      --------
    Net earnings...........................    $  8,121     $  5,838      $ 15,807      $ 10,328
                                               ========     ========      ========      ========
PRO FORMA DATA

Historical net earnings....................    $  8,121     $  5,838      $ 15,807      $ 10,328
Salaries and benefits......................        ----         ----          ----           (96)
Income taxes...............................        ----         ----          ----          (417)
                                               --------     --------      --------      --------
    Net earnings...........................    $  8,121     $  5,838      $ 15,807      $ 10,841
                                               ========     ========      ========      ========
Net earnings per common share:
   Primary.................................    $   0.40     $   0.33      $   0.78      $   0.65
                                               ========     ========      ========      ========
   Fully diluted...........................    $   0.39     $   0.33      $   0.77      $   0.65
                                               ========     ========      ========      ========
Weighted average common shares outstanding:
   Primary                                       20,424       17,780        20,186        16,674
                                               ========     ========      ========      ========
   Fully diluted                                 23,735       17,780        22,933        16,674
                                               ========     ========      ========      ========

     See accompanying notes to interim consolidated financial statements.