Form 10-Q
period 1996-09-30
AMERICAN MEDICAL RESPONSE INC
filed 1996-11-14
CIK 888675

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                   ---------
                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



 FOR THE QUARTER ENDED SEPTEMBER 30, 1996      COMMISSION FILE NUMBER: 1-11196



                        AMERICAN MEDICAL RESPONSE, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            DELAWARE                                       04-3147881
--------------------------------                 ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                No.)



         2821 SOUTH PARKER ROAD, 10TH FLOOR, AURORA, COLORADO  80014
--------------------------------------------------------------------------------
             (Address of principal executive offices)            (Zip Code)



                                (303) 614-8500
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X     YES         NO
                              -----        ----

The number of shares outstanding of each of the issuer's classes of common stock as of November 11, 1996 is: Common Stock, $0.01 par value, 21,042,012 shares.
================================================================================

                        AMERICAN MEDICAL RESPONSE, INC.

                                     INDEX
                                     -----

                                                                                         Page
                                                                                         ----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


          Consolidated Balance Sheets at September 30, 1996 (unaudited) and
          December 31, 1995..............................................................    3

          Consolidated Statements of Earnings for the Three Months and Nine Months
          Ended September 30, 1996 and 1995 (unaudited)..................................    4

          Consolidated Statement of Stockholders' Equity for the
          Nine Months Ended September 30, 1996 (unaudited)...............................    5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1996 and 1995 (unaudited)......................    6

          Notes to Interim Consolidated Financial Statements..............................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................................    9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................................  15

Item 2.   Changes in Securities...........................................................  15

Item 3.   Defaults Upon Senior Securities.................................................  15

Item 4.   Submission of Matters to a Vote of Security Holders.............................  15

Item 5.   Other Information...............................................................  15

Item 6.   Exhibits and Reports on Form 8-K................................................  15

Signature.................................................................................  16

Exhibit Index.............................................................................  17


                        AMERICAN MEDICAL RESPONSE, INC.
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 September 30,    December 31,
                                                                                     1996            1995
                                                                                ---------------   -------------
                                                                                  (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents......................................................    $ 15,042        $  8,804
   Accounts receivable, net of  allowance for uncompensated care of
      $58,408 and $47,654....................................................          129,873          98,215
   Inventories....................................................................       4,611           3,927
   Prepaid expenses and other receivables.........................................       9,960           7,678
   Deferred income taxes..........................................................      30,646          30,646
                                                                                      --------        --------
      Total current assets........................................................     190,132         149,270
                                                                                      --------        --------

Property and equipment, net.......................................................      76,458          64,669
                                                                                      --------        --------

Non-current assets:
   Goodwill, net..................................................................     307,951         258,877
   Covenants not to compete, net..................................................         239             423
   Other..........................................................................       9,205           3,142
                                                                                      --------        --------
      Total non-current assets....................................................     317,395         262,442
                                                                                      --------        --------
      TOTAL.......................................................................    $583,985        $476,381
                                                                                      ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...............................................................    $ 18,228        $ 15,378
   Accrued compensation, benefits and taxes.......................................      24,997          20,387
   Accrued expenses...............................................................      31,675          31,405
   Accrued restructuring charge...................................................       6,173          20,349
   Income taxes payable...........................................................      13,465          15,651
   Current maturities of debt.....................................................      23,660          13,919
                                                                                      --------        --------
      Total current liabilities...................................................     118,198         117,089
                                                                                      --------        --------

Non-current liabilities:
   Long-term debt.................................................................      34,824         101,660
   Convertible subordinated notes.................................................     125,000              --
   Deferred income taxes..........................................................      11,492           7,905
   Other liabilities..............................................................         129             163
                                                                                      --------        --------
      Total non-current liabilities...............................................     171,445         109,728
                                                                                      --------        --------
      Total liabilities...........................................................     289,643         226,817
                                                                                      --------        --------
Stockholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, none issued........          --              --
   Common stock, $.01 par value, 75,000,000 shares authorized, 21,029,705
    and 19,868,337 shares issued and outstanding..................................         210             199
   Additional paid-in capital.....................................................     215,136         194,948
   Retained earnings..............................................................      78,996          54,417
                                                                                      --------        --------
      Total stockholders' equity..................................................     294,342         249,564
                                                                                      --------        --------
Commitments and contingencies
      TOTAL.......................................................................    $583,985        $476,381
                                                                                      ========        ========

See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                              September 30,                 September 30,
                                                       -------------------------       -----------------------
                                                         1996             1995           1996           1995
                                                       --------         --------       --------       --------

Total revenue.......................................   $167,582         $117,080       $490,177       $337,647

Operating Expenses:
  Salaries and benefits.............................     82,947           58,905        244,296        171,396
  Uncompensated care................................     32,289           22,353         93,862         64,938
  Other.............................................     25,728           19,170         76,805         54,743
  Depreciation......................................      5,451            3,733         16,158         10,756
  Amortization of intangibles.......................      2,501            1,065          7,086          3,004
                                                       --------         --------       --------       --------
    Total operating expenses........................    148,916          105,226        438,207        304,837
                                                       --------         --------       --------       --------
Earnings from operations............................     18,666           11,854         51,970         32,810
  Interest (income) expense, net....................      2,918              (29)         7,587          1,403
                                                       --------         --------       --------       --------
Earnings before income taxes........................     15,748           11,883         44,383         31,407
  Income taxes......................................      6,976            5,331         19,804         14,527
                                                       --------         --------       --------       --------
    Net earnings....................................   $  8,772         $  6,552       $ 24,579       $ 16,880
                                                       ========         ========       ========       ========
PRO FORMA DATA

Historical net earnings.............................   $  8,772         $  6,552       $ 24,579       $ 16,880
Salaries and benefits...............................         --               --             --            (96)
Income taxes........................................         --               --             --           (417)
                                                       --------         --------       --------       --------
    Net earnings....................................   $  8,772         $  6,552       $ 24,579       $ 17,393
                                                       ========         ========       ========       ========
Net earnings per common share:
  Primary...........................................   $   0.42         $   0.34       $   1.21       $   0.99
                                                       ========         ========       ========       ========
  Fully diluted.....................................   $   0.41         $   0.34       $   1.18       $   0.99
                                                       ========         ========       ========       ========
Weighted average common shares outstanding:
  Primary...........................................     20,819           19,488         20,398         17,622
                                                       ========         ========       ========       ========
  Fully diluted.....................................     24,131           19,488         23,299         17,622
                                                       ========         ========       ========       ========

See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Additional                     Total
                                                  Common Stock        Paid-in      Retained    Stockholders'
                                               Shares      Amount     Capital      Earnings       Equity
                                              --------    -------   ----------    ---------    ------------

Balance at December 31, 1995.................  19,868        $199      $194,948    $54,417        $249,564
 Issuance of stock in connection
    with acquisitions........................     517           5         3,209         --           3,214
 Stock options exercised, including
    related tax benefit......................     570           6        15,451         --          15,457
 Stock issued for employee stock
    purchase plan............................      75          --         1,528         --           1,528
  Net earnings...............................      --          --            --     24,579          24,579
                                               ------        ----      --------    -------        --------
Balance at September 30, 1996................  21,030        $210      $215,136    $78,996        $294,342
                                               ======        ====      ========    =======        ========

See accompanying notes to interim consolidated financial statements.

                        AMERICAN MEDICAL RESPONSE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                   1996            1995
                                                                                 --------        --------
Cash flows from operating activities:
 Net earnings.................................................................   $ 24,579        $ 16,880
 Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
   Depreciation...............................................................     16,158          10,756
   Amortization of intangibles................................................      7,086           3,004
   Deferred income taxes......................................................      2,788           2,782
 Changes in operating assets and liabilities, net of acquisitions:
   Accounts receivable........................................................    (27,615)        (13,479)
   Other current assets.......................................................     (2,276)         (1,710)
   Other assets...............................................................     (2,322)         (1,559)
   Accounts payable and accrued expenses......................................     (7,060)         (3,551)
   Accrued compensation, benefits and taxes...................................      2,844           1,515
   Accrued restructuring charge...............................................    (12,804)             --
   Income taxes payable.......................................................        357           1,627
   Other liabilities..........................................................        (39)            476
                                                                                 --------        --------
    Net cash provided  by operating activities................................      1,696          16,741
                                                                                 --------        --------
Cash flows from investing activities:
 Acquisitions, net of cash acquired...........................................    (24,713)        (21,812)
 Capital expenditures, net....................................................    (25,701)        (14,571)
                                                                                 --------        --------
    Net cash used by investing activities.....................................    (50,414)        (36,383)
                                                                                 --------        --------
Cash flows from financing activities:
 Proceeds from exercise of stock options......................................     12,737           2,715
 Proceeds from employee stock purchase plan...................................      1,528           1,849
 Proceeds from issuance of common stock.......................................         --          90,225
 Net borrowings (repayments) under credit facility............................    (70,430)        (38,305)
 Proceeds from convertible subordinated notes, net of offering costs..........    121,375              --
 Repayment of borrowings......................................................    (10,254)         (4,409)
                                                                                 --------        --------
    Net cash provided by financing activities.................................     54,956          52,075
                                                                                 --------        --------
Increase in cash and cash equivalents.........................................      6,238          32,433
Cash and cash equivalents at beginning of period..............................      8,804           6,543
                                                                                 --------        --------
Cash and cash equivalents at end of period....................................   $ 15,042        $ 38,976
                                                                                 ========        ========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest..................................................................   $  6,892        $  2,234
                                                                                 ========        ========
    Income taxes..............................................................   $ 17,365        $ 10,224
                                                                                 ========        ========
Acquisitions:
 Assets acquired..............................................................   $ 59,241        $ 46,920
 Liabilities assumed and issued...............................................    (33,267)        (21,227)
 Common stock issued..........................................................       (277)         (3,638)
                                                                                 --------        --------
 Cash paid....................................................................     25,697          22,055
 Less cash acquired...........................................................       (984)           (243)
                                                                                 --------        --------
   Net cash paid for acquisitions.............................................   $ 24,713        $ 21,812
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

2.   ACQUISITIONS

     During the first nine months of 1996, the Company acquired 16 ambulance service providers in transactions accounted for as purchases and one ambulance service provider in a transaction accounted for as a pooling-of-interests. The acquisition accounted for as a pooling-of-interests is not material to the consolidated operations of the Company, and therefore, the Company's consolidated financial statements have not been restated. The aggregate purchase price paid in connection with these acquisitions consisted of $23.2 million in cash, $17.0 million in promissory notes of which $12.4 million were subordinated, 429,260 shares of Common Stock, and future contingent payments aggregating $1.5 million in cash.

     During the first nine months of 1996, the Company also made payments for contingent consideration earned consisting of $450,000 in cash, $3.2 million in promissory notes and 88,000 shares of Common Stock. At September 30, 1996, possible outstanding future contingent payments aggregated approximately $3.4 million.

     In July 1996, the Company entered into a joint venture by purchasing a 49.9% limited partnership interest in Regional Emergency Services, L.P. ("RES") which manages hospital-based ambulance services in Florida and Texas. The purchase price for the Company's interest in RES was $2.0 million in cash with future payments over 18 months of $4.0 million in cash or 108,000 shares of the Company's Common Stock, at the option of the seller. In addition, the Company has the right to purchase, and the joint venture partners have the right to require the Company to purchase, the remaining interests in RES for a price based on a multiple of pre-tax earnings beginning in July 2001 or earlier based on the occurrence of certain events. The Company accounts for its interest in RES under the equity method. The purchase price in excess of the Company's equity interest in the net assets of RES was recorded as goodwill.

3.   DEBT

     On February 9, 1996, the Company amended its line of credit to increase borrowing availability to $200 million, increase letter of credit availability to $25 million, and extend the maturity date to September 30, 2000. Additionally, the maximum LIBOR spread on borrowings has been reduced to 1.25% from 1.5%. The maximum commitment fee on the unused portion remains at 0.375% of the average daily amount of the line which is unused. Borrowings under the line of credit are limited to $200 million less outstanding letters of credit. In addition, the total amount of debt the Company may incur, including borrowings under the line of credit, is limited to a percentage of the Company's earnings before interest, income taxes, depreciation, and amortization for the most recent twelve months, which percentage equals 350% through December 30, 1996, 325% through December 30, 1997 and 300% thereafter. The line of credit is secured by a pledge of the stock of the Company's subsidiaries.

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

                        AMERICAN MEDICAL RESPONSE, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.   PRO FORMA ADJUSTMENTS

     The pro forma data in the Consolidated Statements of Earnings include adjustments to salaries and benefits and income taxes related to a subsidiary that was acquired in a transaction accounted for as a pooling-of-interests in February 1995. Prior to its acquisition by the Company, this subsidiary was taxed as an S Corporation on the cash basis method of accounting. Income tax expense for the nine months ended September 30, 1995 includes $610,000 attributable to the termination of this subsidiary's S Corporation status. The pro forma amounts reflect a contractual adjustment made to officers' salaries and the adjustment to income tax expense to what would have been recorded had this subsidiary been a C Corporation prior to its acquisition.

5.   RESTRUCTURING

     In November 1995, the Company announced a strategic restructuring initiative designed to create operating efficiencies, cost savings and revenue enhancement opportunities. This initiative involves the consolidation of the Company's operations into six regional units and will be substantially completed by the end of 1996. In connection with this plan, the Company recorded a restructuring charge of $23.0 million during the fourth quarter of 1995, which consisted primarily of $14.4 million of severance and other employee costs, $4.6 million of fixed asset disposals and $4.0 million of lease abandonment costs related to consolidating the corporate and regional offices. Under this initiative, there were approximately 350 positions affected, including senior and middle management positions and certain clerical positions. A substantial number of these positions have been replaced in corporate and regional locations. At September 30, 1996, the remaining restructuring accrual was $6.2 million.

6.   SUBSEQUENT EVENTS

     On October 7, 1996, the Company entered into a merger agreement with STAT Healthcare, Inc. ("STAT"). STAT provides emergency physician and disease management services. STAT provides contract management services to affiliated physician groups that currently staff the emergency departments of 24 hospitals, primarily in southeast Texas. STAT's disease management program includes kidney dialysis, hyperbaric oxygen therapy, and home health services primarily for diabetic patients. Each share of STAT Common Stock will be converted into 0.25 shares of the Company's Common Stock. Based upon this exchange ratio and the number of shares of STAT Common Stock and the number of exercisable options and warrants to purchase STAT Common Stock outstanding as of November 11, 1996, the Company would issue approximately 3,975,000 shares of Common Stock in this merger. In addition, options to purchase STAT Common Stock which are outstanding but not exercisable as of November 11, 1996 would be converted into options to purchase approximately 54,000 shares of the Company's Common Stock. The merger is subject to approval by STAT's shareholders at a special meeting scheduled for December 10, 1996. If the merger agreement is terminated due to a breach or a failure to fulfill a closing condition, the breaching party may be required to pay $4.5 million plus reasonable, documented out-of-pocket expenses to the other party. The proposed merger will be accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements of the Company for the periods prior to the acquisition will be restated to give retroactive effect to the merger. The financial data of the Company as presently reported and as will be restated is summarized below:

                                                 For the Nine Months Ended September 30,
                                                 ----------------------------------------
                                                   1996                           1995
                                       --------------------------    ----------------------------
                                       As Presently    As Will Be     As Presently     As Will Be
                                         Reported       Restated        Reported        Restated
                                       ------------   -----------    -------------    -----------

Total revenue.........................  $ 490,177       $ 528,381       $ 337,647       $ 360,779
Pro forma net earnings................  $  24,579       $  26,582       $  17,393       $  19,117
Pro forma net earnings per share,
     fully diluted....................  $    1.18       $    1.08       $    0.99       $    0.89
Weighted average common shares
     outstanding, fully diluted.......     23,299          27,274          17,622          21,597

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     For all periods presented, the following financial information includes the consolidated results of the four ambulance service providers the Company acquired concurrent with its initial public offering in August 1992 and the three ambulance service providers the Company acquired in June 1993, February 1994 and February 1995 in transactions accounted for as poolings-of-interests. The results of the other ambulance service providers acquired by the Company through September 30, 1996 are included from their respective dates of acquisition.

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

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions and variations in stock prices, changes in reimbursement practices or rates or in applicable government regulations, competitions, and risks of operations and growth of the newly acquired business of STAT Healthcare, Inc. For more information regarding such factors, refer to Exhibit 99 filed with the Company's Form 10-Q for the quarter ended September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Overview

     The Company's net earnings amounted to $8.8 million or $0.41 per share on a fully diluted basis for the three months ended September 30, 1996, based on 24,131,000 weighted average shares outstanding, as compared with net earnings of $6.6 million or $0.34 per share on a fully diluted basis for the three months ended September 30, 1995, based on 19,488,000 weighted average shares outstanding. The increase in net earnings was a result of incremental earnings provided from acquisitions and internal growth. The increase in earnings per share on a fully diluted basis, results from the increase in net earnings, offset by an increase in the weighted average number of shares outstanding. This increase in the weighted average number of shares outstanding is primarily due to the issuance of the convertible subordinated notes in February 1996, and shares issued in connection with acquisitions.

Results of Operations

     The Company's total revenue amounted to $167.6 million for the three months ended September 30, 1996 as compared with $117.1 million for 1995, an increase of $50.5 million or 43.1%. The largest single contributor to the increase in total revenue was the incremental revenue provided from acquisitions. Also contributing to the increase was internal growth resulting from an increase in the number of transports and rate increases.

     Salaries and benefits expense was 49.5% of total revenue for the three months ended September 30, 1996, as compared with 50.3% for the three months ended September 30, 1995. This decrease in salary-related costs as a percentage of total revenue resulted from acquisitions in the Company's existing markets (sometimes referred to as "lock-on" acquisitions) where revenues are added while administrative and support costs are reduced by folding such functions into existing operations. In addition, at the end of 1995, the Company restructured operations into six regions and is consolidating many administrative functions such as patient billing services, accounting, dispatch and human resources. This decrease was partly offset by salaries and benefits of certain new corporate management and staff hired in connection with the Company's growth, as well as general wage increases. In addition, the Company continued to incur overtime wages during the quarter ended September 30, 1996 in connection with its contract to provide paramedic transport services to the City of San Jose in Santa Clara County, California.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Uncompensated care expense as a percentage of total revenue was 19.3% and 19.1% for the three months ended September 30, 1996 and 1995, respectively. The uncompensated care rate increase is primarily attributable to an increase in uncompensated care expense in the Company's Northern California division.
During 1996, this division has experienced a growth in accounts receivables as a result of billing delays caused by completing the consolidation of four separate patient billing offices into one and the implementation of a new accounts receivable system. The Company expects cash receipts for this division will ultimately improve through efficiencies realized by the consolidation of the patient billing offices and enhancements provided by the new accounts receivable system. Until such cash receipts are realized in the division, the Company has increased the uncompensated care rate in the event some of the accounts receivable increase is uncollectible. The uncompensated care rate increase has been partly offset by the favorable impact of certain acquisitions, which have experienced lower uncompensated care expense as a percentage of total revenue, as compared with the subsidiaries included in the prior period. These acquisitions have a greater mix of basic life support or scheduled ambulance transport revenue, which in general, has lower uncompensated care expense than advanced life support or emergency transport revenue.

     Other operating expenses were $25.7 million in the three months ended September 30, 1996 as compared with $19.2 million in the three months ended September 30, 1995. As a percentage of total revenue, other operating expenses decreased to 15.4% in the three months ended September 30, 1996 as compared to 16.4% in the three months ended September 30, 1995. The decrease as a percentage of total revenue resulted from "lock-on" acquisitions in existing markets which, in general, expanded the Company's operations without the duplication of certain administrative and support expenses. The increase of $6.5 million was a result of incremental operating expenses of acquisitions, development costs for future managed care products, costs associated with the new accounts receivable system, and inflation.

     Amortization of intangibles increased to $2.5 million for the three months ended September 30, 1996 from $1.1 million for the three months ended September 30, 1995, an increase of $1.4 million. This increase was a result of goodwill recorded in connection with the Company's acquisitions accounted for as purchases. Amortization of intangibles will increase in the future as a result of goodwill recorded in connection with the Company's recent and likely future acquisitions.

     Net interest expense increased by $2.9 million for the three months ended September 30, 1996 as compared to the same period in 1995. This increase was the result of interest expense related to the convertible subordinated notes issued in February 1996 and debt incurred to finance acquisitions. In addition, the quarter ended September 30, 1995, included interest income derived from the remaining net proceeds of the Company's Public Offering of 3.75 million shares in May 1995.

   The effective income tax rate remained relatively constant at 44.3% for the three months ended September 30, 1996 compared to the pro forma effective income tax rate of 44.9% for the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Overview

     The Company's net earnings amounted to $24.6 million or $1.18 per share on a fully diluted basis for the nine months ended September 30, 1996, based on 23,299,000 weighted average shares outstanding, as compared with pro forma net earnings of $17.4 million or $0.99 per share on a fully diluted basis for the nine months ended September 30, 1995, based on 17,622,000 weighted average shares outstanding. The increase in net earnings, was a result of incremental earnings provided from acquisitions and internal growth. The increase in earnings per share on a fully diluted basis, results from the increase in net earnings, offset by an increase in the weighted average number of shares outstanding. This increase in the weighted average number of shares outstanding is primarily due to the issuance of the convertible subordinated notes in February 1996, the Company's public offering of 3.75 million shares in May 1995, and shares issued in connection with acquisitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

     The Company's total revenue amounted to $490.2 million for the nine months ended September 30, 1996 as compared with $337.6 million for 1995, an increase of $152.6 million or 45.2%. The largest single contributor to the increase in total revenue was the incremental revenue provided from acquisitions. Also contributing to the increase was internal growth resulting from an increase in the number of transports and rate increases.

     Salaries and benefits expense was 49.8% of total revenue for the nine months ended September 30, 1996, as compared with 50.7% on a pro forma basis for the nine months ended September 30, 1995. The pro forma adjustments were made for contractual reductions in officers' salaries related to the acquisition of Paramed, Inc. which was accounted for as a pooling-of-interests. This decrease in salary-related costs as a percentage of total revenue resulted from "lock-on" acquisitions in the Company's existing markets where revenues are added while numerous administrative and support costs are reduced by folding such functions into existing operations. In addition, at the end of 1995, the Company restructured operations into six regions and is consolidating many administrative functions such as patient billing services, accounting, dispatch and human resources. This decrease was partly offset by salaries and benefits of certain new corporate management and staff hired in connection with the Company's growth, as well as general wage increases. In addition, the Company continued to incur overtime wages during the quarter ended September 30, 1996 in connection with its contract to provide paramedic transport services to the City of San Jose in Santa Clara County, California.

     Uncompensated care expense as a percentage of total revenue was 19.1% for the nine months ended September 30, 1996 and 19.2% for the nine months ended September 30, 1995. The uncompensated care rate has decreased primarily due to the favorable impact of certain acquisitions, which have experienced lower uncompensated care expense as a percentage of total revenue, as compared with the subsidiaries included in the prior period. These acquisitions have a greater mix of basic life support or scheduled ambulance transport revenue, which in general has lower uncompensated care expense than advanced life support or emergency transport revenue. However, this has been negated by an increase in the uncompensated care expense in the Company's Northern California division. During 1996, this division has experienced a growth in accounts receivables as a result of billing delays caused by completing the consolidation of four separate patient billing offices into one and the implementation of a new accounts receivable system. The Company expects cash receipts for this division will ultimately improve through efficiencies realized by the consolidation of the patient billing offices and enhancements provided by the new accounts receivable system. Until such cash receipts are realized in the division, the Company has increased the uncompensated care rate in the event some of the accounts receivable increase is uncollectible.

     Other operating expenses were $76.8 million in the nine months ended September 30, 1996 as compared with $54.7 million in the nine months ended September 30, 1995. As a percentage of total revenue, other operating expenses decreased to 15.7% in the nine months ended September 30, 1996 as compared to 16.2% in the nine months ended September 30, 1995. The decrease as a percentage of total revenue resulted from "lock-on" acquisitions in existing markets which, in general, expanded the Company's operations without the duplication of certain overhead expenses. The increase of $22.1 million was a result of incremental operating expenses of acquisitions, development costs for future managed care products, costs associated with the new accounts receivable system, and inflation.

     Amortization of intangibles increased to $7.1 million for the nine months ended September 30, 1996 from $3.0 million for the nine months ended September 30, 1995, an increase of $4.1 million. This increase was a result of goodwill recorded in connection with the Company's acquisitions accounted for as purchases. Amortization of intangibles will increase in the future as a result of goodwill recorded in connection with the Company's recent and likely future acquisitions.

     Net interest expense increased by $6.2 million for the nine months ended September 30, 1996 as compared to the first nine months of 1995. This increase was the result of interest expense related to the convertible subordinated notes issued in February 1996 and debt incurred to finance acquisitions. In addition, the quarter ended September 30, 1995 included interest income derived from the remaining net proceeds of the Company's public offering of 3.75 million shares in May 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The effective income tax rate remained relatively constant at 44.6% for the nine months ended September 30, 1996 compared to 44.8% on a pro forma basis for the nine months ended September 30, 1995. A subsidiary acquired in a transaction accounted for as pooling-of-interest was taxed as an S Corporation prior to its acquisition. The pro forma income tax expense adjusts income tax expense to what would have been recorded if this subsidiary had been a C Corporation during the period. If this subsidiary had been subject to corporate income taxes on an ongoing basis, the Company's income tax expense would have been $14.1 million for the nine months ended September 30, 1995.

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

     On February 9, 1996, the Company amended its line of credit to increase the amount available under the line to $200 million from $150 million. Borrowings bear interest at either prime or LIBOR plus a spread of up to 1.25%. At September 30, 1996, under the $200 million line there were $20.0 million of borrowings outstanding, $16.1 million of letters of credit outstanding and $98.4 million available for future borrowings based on current total debt limitations. As of November 11, 1996, under the $200 million line, the Company had $16.5 million of borrowings outstanding, $16.1 million in letters of credit outstanding, and $101.9 million available for future borrowings.

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

   Cash provided by operations during the nine months ended September 30, 1996 was $1.7 million. Excluding cash payments resulting from the Company's restructuring initiative, cash generated from operations during the nine months ended September 30, 1996 was $14.5 million as compared with $16.7 million for 1995. The decrease in cash provided by operations as compared to cash generated in the prior year was a result of cash payments related to the restructuring and an increase in accounts receivable. This increase in accounts receivables was primarily attributable to the Company's Northern California operations, which experienced billing delays caused by the consolidation of four separate patient billing offices into one and the implementation of a new accounts receivable system. The Company expects cash receipts for this division will ultimately improve through efficiencies realized by the consolidation of the patient billing offices and enhancements provided by the new accounts receivable system. Also contributing to the increase in accounts receivables were recent acquisitions where working capital was not acquired. Working capital at September 30, 1996 amounted to $71.9 million as compared to $32.2 million at December 31, 1995. Capital expenditures made primarily for new ambulances and other operating equipment amounted to $25.7 million and $14.6 million for the nine months ended September 30, 1996 and 1995, respectively. The growth in capital expenditures correlates with the growth in total revenue. The restructuring charge the Company recorded during the fourth quarter of 1995 is expected to reduce cash flow by approximately $10.9 million, after tax, during 1996. Current financial resources, including amounts available under the line of credit and anticipated funds generated by operations, are expected to be adequate to meet the Company's operating cash requirements in the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     During the nine months ended September 30, 1996, the Company made acquisitions and contingent payments for a total of approximately $25.7 million in cash, $20.2 million in notes, of which $12.4 million were subordinated, and 517,260 shares of Common Stock. At September 30, 1996, potential outstanding future contingent payments aggregated approximately $3.4 million. The Company's growth strategy depends in large measure on its ability to acquire additional service providers. Although the Company has acquired many ambulance service providers since its initial acquisition of four providers in August 1992, there can be no assurance that additional acquisition candidates can be identified, consummated or successfully integrated into the Company's operations. The Company has used a combination of cash, Common Stock and subordinated debt as consideration for past acquisitions and plans to continue to use these sources in the future. In the event that the Company's Common Stock does not maintain sufficient valuation or if potential acquisition candidates are unwilling to accept the Company's securities as consideration, the Company will be required to use more cash resources to continue its acquisition program. In addition, if sufficient financing is not available as needed on terms acceptable to the Company, the Company's acquisition program could be adversely affected.

     The Company has two Shelf Registration Statements on file with the Securities and Exchange Commission covering a total of 5,000,000 shares of which, 2,026,915 were available at September 30, 1996 in connection with acquisitions of other businesses.

     On October 7, 1996, the Company entered into a merger agreement with STAT Healthcare, Inc. ("STAT"). STAT provides emergency physician and disease management services. STAT provides contract management services to affiliated physician groups that currently staff the emergency departments of 24 hospitals, primarily in southeast Texas. STAT's disease management program includes kidney dialysis, hyperbaric oxygen therapy, and home health services primarily for diabetic patients. Each share of STAT Common Stock will be converted into 0.25 shares of the Company's Common Stock. Based upon this exchange ratio and the number of shares of STAT Common Stock and the number of exercisable options and warrants to purchase STAT Common Stock outstanding as of November 11, 1996, the Company would issue approximately 3,975,000 shares of Common Stock in this merger. In addition, options to purchase STAT Common Stock which are outstanding but not exercisable as of November 11, 1996 would be converted into options to purchase approximately 54,000 shares of the Company's Common Stock. The merger is subject to approval by STAT's shareholders at a special meeting scheduled for December 10, 1996. If the merger agreement is terminated due to a breach or a failure to fulfill a closing condition, the breaching party may be required to pay $4.5 million plus reasonable, documented out-of-pocket expenses to the other party. The proposed merger will be accounted for as a pooling-of-interests.

     The Company's decision to merge with STAT was based upon consideration of a number of factors, including:

     . The Company's desire to diversify its business into related healthcare services,
     . The suitability of STAT's business to the Company's business, including the nature of STAT's business, STAT's approach to emergency practice management and disease management; and the quality of STAT's management team,
     . STAT's business strategy, and the potential growth rates for STAT's business,
     . The complementary nature of the business of the Company and STAT and the possible integration of their businesses, and
     . The expectation that the Company and STAT could achieve synergistic benefits from the Merger, including reduced costs of insurance and capital, and reduced accounting and public reporting costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Any rule changes which focus reimbursement based on the medical treatment rather than the level of medical transportation provided would affect virtually all providers of emergency ambulance services, including the Company. Under current rules, Advanced Life Support ("ALS") service is reimbursed at ALS rates if, based on an assessment of the patient's condition, it is determined that ALS service is medically necessary or if ALS response is required under "911" contracts or state or local law. Under the proposed rule change, an ambulance provider would only be reimbursed at ALS rates if ALS services were medically necessary at the time the service is provided. The proposed rule HCFA is currently considering would likely receive substantial opposition from many interested groups, including public and private ambulance providers, state and local governments that mandate ALS responses and patient advocacy groups. In addition, the Company believes that any change in ALS reimbursement would not become final until late-1997 and, if adopted, would be phased in or otherwise structured so as to minimize any adverse effect on ambulance service providers. The Company could make adjustments to mitigate the effect of any HCFA proposal in this area. For example, most of the Company's "911" contracts provide for a renegotiation of rates in the event of a change in reimbursement policy. In addition, the Company could potentially offset reduced Medicare revenue by negotiating for increases in local operating subsidies. The Company could also attempt to change the staffing of its ambulance crews and negotiate for longer response times. Because of the preliminary nature of this proposal, the Company is unable to predict whether HCFA will adopt the current proposal or determine the impact of any proposal adopted by HCFA. However, if a proposal like the one HCFA is currently considering were to become law without any phase-in period and if the Company were unable to mitigate the effect by implementing one or more of the changes described above, it would at least in the short term have an adverse effect on the Company's profitability.

     In addition, the regional Medicare carrier in the Company's Mid-Atlantic region, which includes Pennsylvania, New Jersey, and Delaware, has recently changed its criteria for determining the payment rate for ambulance services to an approach based upon the fee schedule for the location at which an ambulance is garaged as compared to the previous practice for determining the payment rate based upon the location of a company's administrative offices. This change in payment rates, which became effective in October of 1996, has and will continue to reduce the Company's reimbursement for certain transports in its Mid-Atlantic region. The Company has taken steps to mitigate the effect of this change, including requesting an increase in the allowable Medicare reimbursement rate through the inherent reasonableness process in certain areas, and relocating certain garage facilities. The Company is also considering billing services directly to patients instead of accepting Medicare assignment. If the Company is unable to mitigate the effect of this change, such change in reimbursement practice could have a material adverse effect on the Company's business, financial condition and results of operation.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               10.1 Employment Agreement of Carol J. Burt dated September 6, 1996*.

               10.2 Amendment No. 2 dated August 22, 1996 to Employment Agreement of Michael J. McClymont*.

               11.   Statement Regarding Computation of Earnings per Share.

               27.   Financial Data Schedule.

               99.   Cautionary Factors Relevant to Forward-Looking Statements.

          (b)  REPORTS ON FORM 8-K

               The Company filed a Form 8-K dated October 11, 1996 relating to its merger agreement with STAT Healthcare, Inc.

------------------------
     *Management contract or compensatory plan or arrangement.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMERICAN MEDICAL RESPONSE, INC.
                                  ---------------------------------------------
                                  (Registrant)



November 13, 1996                 /s/ David C. Colby
------------------------          ---------------------------------------------
 (Date)                            David C. Colby
                                   Director, Executive Vice President and
                                   Chief Financial Officer



November 13, 1996                 /s/ Gino L. Porazzo
------------------------          ---------------------------------------------
 (Date)                            Gino L. Porazzo
                                   Vice President and Corporate Controller

                        AMERICAN MEDICAL RESPONSE, INC.
                                 EXHIBIT INDEX
                                 -------------

                                                                                              PAGE
                                                                                              ----
 EXHIBIT 10
 ----------

  10.1         Employment Agreement of Carol J. Burt dated September 6, 1996.*                  18

  10.2         Amendment No. 2 dated August 22, 1996 to Employment Agreement of
               Michael J. McClymont.*                                                           23


 EXHIBIT 11
 ----------

  11           Statement Regarding Computation of Earnings per Share.                           24


 EXHIBIT 27
 ----------

  27           Financial Data Schedule.                                                         25


 EXHIBIT 99
 ----------

  99           Cautionary Factors Relevant to Forward-Looking Information.                      26


--------------------------
 *Management contract or compensatory plan or arrangement.